Form 10QSB
period 2006-03-31
Atlas America Series 26-2005 L.P.
filed 2006-06-29
CIK 1342514

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-51945

ATLAS AMERICA SERIES #26-2005 L.P.
(Name of small business issuer in its charter)

Delaware	20-2879859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road	15108
Moon Township, PA	(zip code)
(Address of principal executive offices)

Issuer’s telephone number, including area code: (412) 262-2830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA SERIES 26-2005 L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2006 and December 31, 2005 (Unaudited)	3

	Statement of Operations for the Three Months ended March 31, 2006 (Unaudited)	4

	Statement of Partners’ Capital Accounts for the Three Months ended March 31, 2006 (Unaudited)	5

	Statement of Cash Flows for the Three Months ended March 31, 2006 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-11

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-13

Item 3:	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6:	Exhibits	14

SIGNATURES		15

CERTIFICATIONS		16-19

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 26-2005 L.P.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$ ―	$100
Accounts receivable - affiliate	4,068,300	17,251,500
Hedge receivable short-term-affiliate	30,500	―
Total current assets	4,098,800	17,251,600

Oil and gas properties, net	38,812,800	22,671,300

Hedge receivable long-term-affiliate	17,200	―
	$42,928,800	$39,922,900
LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$19,100	$13,200
Total current liabilities	19,100	13,200

Asset retirement obligation	823,500	567,900
Hedge liability long-term-affiliate	55,400	―

Partners’ capital:
Managing general partner	7,039,100	4,450,900
Investor partners (1,400 units)	34,999,400	34,890,900
Accumulated comprehensive loss	(7,700)	―
	42,030,800	39,341,800
	$42,928,800	$39,922,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended
March 31,
2006
REVENUES:
Natural gas and oil sales	$869,800
Total revenues	869,800

COSTS AND EXPENSES:
Production expenses	107,600
Depletion	389,900
Accretion of asset retirement obligation	12,200
General and administrative expenses	16,700
Total expenses	526,400
Net earnings	$343,400

Allocation of net earnings:
Managing general partner	$234,900
Investor partners	$108,500
Net earnings per investor partnership unit	$78

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE THREE MONTHS ENDED March 31, 2006
(Unaudited)

	Managing		Accumulated
	General	Investor	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$4,450,900	$34,890,900	$ ―	$39,341,800

Participation in revenues and expenses:
Net production revenues	292,000	470,200	―	762,200
Accretion of asset retirement obligation	(4,700)	(7,500)	―	(12,200)
Depletion	(46,000)	(343,900)	―	(389,900)
General and administrative expenses	(6,400)	(10,300)	―	(16,700)
Net earnings	234,900	108,500	―	343,400

Tangible and lease costs contributed by MGP	2,353,300	―	―	2,353,300

Other comprehensive loss	―	―	(7,700)	(7,700)

Balance at March 31, 2006	$7,039,100	$34,999,400	$(7,700)	$42,030,800

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended
March 31,
2006
Cash flows from operating activities:
Net earnings	$343,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	389,900
Accretion of asset retirement obligation	12,200
Decrease in accounts receivable	(751,400)
Increase in accrued liabilities	5,900
Net cash provided by operating activities	―

Cash flows from investing activities:
Oil and gas well drilling contracts paid to managing general partner	―
Net cash used in investing activities	―

Cash flows from financing activities:
Return of initial cash contribution to managing general partner	(100)
Net cash used in financing activities	(100)

Net decrease in cash and cash equivalents	(100)
Cash and cash equivalents at beginning of period	100
Cash and cash equivalents at end of period	$ ―

Supplemental schedule of non-cash investing and financing activities:

Additional asset contributions:
Tangible equipment/leasehold and intangible drilling costs	$16,288,000

Asset retirement obligation	$243,400

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Series 26-2005 L.P. (“the Partnership”) as of and for the three months ended March 31, 2006 are unaudited. The Partnership was formed as a Delaware Limited Partnership on May 26, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, (“Atlas”) which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s managing general partner, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, Atlas as the Partnership’s managing general partner performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by Atlas’ review of its customers’ credit information. Atlas extends credit on an unsecured basis to many of its energy customers. At March 31, 2006 Atlas’ credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $732,000 at March 31, 2006, and $29,900 at December 31, 2005 which are included in Accounts receivable-affiliate, on its Balance Sheets.

ATLAS AMERICA SERIES 26 -2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligation

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2006 is as follows:

Three Months
2006
Asset retirement obligation at beginning of period	$567,900
Liabilities incurred from drilling wells	243,400
Accretion expense	12,200
Total asset retirement obligation at end of period	$823,500

Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At March 31, 2006, the Partnership had $3,200 in deposits at one bank of which none was over the limit of Federal Deposit Insurance Corporation and at December 31, 2005, the Partnership had no deposits. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the
dates indicated:	At March 31,	At December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,067,000	$839,900
Wells and related equipment	38,143,300	21,839,000
	39,210,300	22,678,900

Accumulated depletion	(397,500)	(7,600)
	$38,812,800	$22,671,300

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas, the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
As of March 31, 2006 the Partnership has funded $34,886,500 to Atlas for well drilling contracts of which $31,601,400 has been spent to date. The remaining balance of $3,285,100 is shown as part of accounts receivable-affiliate, due from Atlas, on the Partnership’s Balance Sheets.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2006 were $6,200.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Operations are payable to Atlas at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2006 were $23,600.

•
Transportation fees which are included in production expenses in the Partnership’s Statement of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three months ended March 31, 2006 were $74,500.

•
Tangible and lease costs contributed by the managing general partner which are included within the supplemental schedule of non-cash activities on the Partnership’s Statement of Cash Flows for the three months ended March 31, 2006 were $2,353,400.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable- affiliate on the balance sheet represents the net production revenues due from Atlas.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership, this includes only changes in the fair value of unrealized hedging gains and losses.

Three Months Ended
March 31,
2006

Net earnings	$343,400
Other comprehensive loss:
Unrealized holding losses on hedging contracts	(7,700)
Comprehensive income	$335,700

ATLAS AMERICA SERIES 26 -2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the investor partners. Since inception of the drilling program, the managing general partner has not been required to subordinate any of it’s revenues to the investor partners.

NOTE 4 - DERIVATIVE INSTRUMENTS

Atlas America, Inc. on behalf of the Partnership from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

At March 31, 2006, Atlas America, Inc. had 108 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 127,100 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.94 per Dth. At March 31, 2006, the Partnership reflected net hedging liabilities on its balance sheet of $7,700. Of the $7,700 net loss in accumulated other comprehensive income (loss) at March 31, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $30,500 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $38,200 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $8,000 for the three months ended March 31, 2006 within its statement of operations related to the settlement of qualifying hedge instruments.

As of March 31, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability (2)
Ended March 31,	(MMBTU) (1)	(per MMBTU)

2007	15,000	$10.76	$30,500
2008	53,800	8.76	(41,000)
2009	44,800	8.71	(1,800)
2010	13,500	8.35	4,600

		Total Liability	$(7,700)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	March 31, 2006		December 31, 2005
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$47,700	$47,700	$	―	$	―
	$47,700	$47,700	$	―	$	―
Liabilities
Derivative instruments	$(55,400)	$(55,400)	$	―	$	―
	$(7,700)	$(7,700)	$	―	$	―

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES, INCLUDING RISKS ASSOCIATED WITH FLUCTUATIONS IN THE MARKET PRICE FOR NATURAL GAS AND OIL, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

The Partnership was formed as a Delaware limited partnership on May 26, 2005, with Atlas Resources, Inc. as our managing general partner. We drilled and currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our managing general partner for management which, in turn, relies on its parent company, Atlas America, Inc. for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.'s gas gathering system, which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America, Inc.’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our managing general partner, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

The Partnership was formed on May 26, 2005 to drill and operate gas wells located primarily in Pennsylvania and Tennessee. Partnership operations began at our first closing on August 25, 2005. The Partnership’s first production revenues were received in December 2005, therefore no comparative schedule is available for the three months ended March 31, 2005.

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production and depletion costs per equivalent unit during the periods indicated:

Three Months
Ended
March 31,
2006
Production revenues (in thousands):
Gas (1)	$870
Oil	$ ―
Total	$870

Production volumes:
Gas (mcf/day) (1) (3)	1,002
Oil (bbls/day)	―
Total (mcfe/day) (3)	1,002

Average sales prices:
Gas (per mcf) (2) (3)	$9.65
Oil (per bbl) (3)	$ ―

Average production costs:
As a percent of sales	12%
Per mcfe (3)	$1.19

Depletion per mcfe	$4.32
____________________
(1)	Excludes sales of residual gas and sales to landowners.
(2)	The average sales price per mcf before the effects of hedging was $9.56 for the period ended March 31, 2006. There were no hedging transactions in the period ended March 31, 2005.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Liquidity and Capital Resources

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for the future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the last quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.
31.2	Certification Pursuant to Rule 13a-14/15(d)-14.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it’s behalf by the undersigned, thereunto duly authorized.

Atlas America Series 26-2005 L.P.

Atlas Resources LLC, Managing General Partner

Date: June 29, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: June 29, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer