Form 10QSB
period 2006-06-30
Atlas America Series 26-2005 L.P.
filed 2006-08-14
CIK 1342514

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

ATLAS AMERICA SERIES 26-2005 L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three Months and Six Months ended June 30, 2006 (Unaudited)	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2006 (Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2006 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-11

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-13

Item 3:	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6:	Exhibits	14

SIGNATURES		15

CERTIFICATIONS		16-19

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 26-2005 L.P.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$372,700	$100
Accounts receivable - affiliate	2,138,700	17,251,500
Hedge receivable short-term-affiliate	309,800	―
Total current assets	2,821,200	17,251,600

Oil and gas properties, net	42,888,600	22,671,300

Hedge receivable long-term-affiliate	416,600	―
	$46,126,400	$39,922,900
LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$11,900	$13,200
Total current liabilities	11,900	13,200

Asset retirement obligation	834,700	567,900
Hedge liability long-term-affiliate	513,800	―

Partners’ capital:
Managing general partner	9,357,400	4,450,900
Investor partners (1,400 units)	35,196,000	34,890,900
Accumulated comprehensive income	212,600	―
	44,766,000	39,341,800
	$46,126,400	$39,922,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006

REVENUES:
Natural gas and oil sales	$2,396,000	$3,265,800
Total revenues	2,396,000	3,265,800

COSTS AND EXPENSES:
Production expenses	355,800	463,400
Depletion	1,011,000	1,400,900
Accretion of asset retirement obligation	12,100	24,300
General and administrative expenses	56,700	73,400
Total expenses	1,435,600	1,962,000
Net earnings	$960,400	$1,303,800

Allocation of net earnings:
Managing general partner	$610,800	$845,700
Investor partners	$349,600	$458,100
Net earnings per investor partnership unit	$250	$327

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Investor	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$4,450,900	$34,890,900	$ ―	$39,341,800

Participation in revenues and expenses:
Net production revenues	1,073,600	1,728,800	―	2,802,400
Accretion of asset retirement obligation	(9,300)	(15,000)	―	(24,300)
Depletion	(190,500)	(1,210,400)	―	(1,400,900)
General and administrative expenses	(28,100)	(45,300)	―	(73,400)
Net earnings	845,700	458,100	―	1,303,800

Other comprehensive income	―	―	212,600	212,600

Tangible and lease costs contributed by managing general partner	4,155,900	―	―	4,155,900

Distributions to partners	(95,100)	(153,000)	―	(248,100)

Balance at June 30, 2006	$9,357,400	$35,196,000	$212,600	$44,766,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended
June 30,
2006
Cash flows from operating activities:

Net earnings	$1,303,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,400,900
Accretion of asset retirement obligation	24,300
Increase in accounts receivable-affiliate	(2,106,900)
Decrease in accrued liabilities	(1,300)
Net cash provided by operating activities	620,800

Cash flows from financing activities:
Return of initial cash contribution to managing general partner	(100)
Distributions to partners	(248,100)
Net cash used in financing activities	(248,200)

Net increase in cash and cash equivalents	372,600
Cash and cash equivalents at beginning of period	100
Cash and cash equivalents at end of period	$372,700

Supplemental schedule of non-cash investing and financing activities:

Asset contributions:

Tangible equipment/leasehold costs and intangible drilling costs included in oil and gas properties	$21,375,700

Asset retirement obligation	$242,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Series 26-2005 L.P. (“the Partnership”) as of and for the six months ended June 30, 2006 are unaudited. We were formed as a Delaware Limited Partnership on May 26, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. , our Managing General Partner ("MGP") was merged into a newly-formed limited liability company, Atlas Resources, LLC,  which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Atlas Resources, LLC Change in Fiscal Year End

On June 15, 2006, Atlas Resources, LLC, along with its parent company Atlas America Inc., changed its fiscal year end from September 30 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, our Managing General Partner, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2006 our MGP's credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,612,500 at June 30, 2006, and $29,900 at December 31, 2005 which are included in Accounts receivable-affiliate, on its Balance Sheets.

ATLAS AMERICA SERIES 26 -2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Asset Retirement Obligation

       A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ending June 30, 2006 is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006

Asset retirement obligation at beginning of period	$823,500	$567,900
Liabilities incurred from drilling wells	―	243,400
Revision in estimate	(900)	(900)
Accretion expense	12,100	24,300
Total asset retirement obligation, at end of period	$834,700	$834,700

Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At June 30, 2006, the Partnership had $393,000 in deposits at one bank, of which $293,000 was over the limit of Federal Deposit Insurance Corporation and at December 31, 2005, the Partnership had no deposits. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	At June 30,	At December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,131,600	$839,900
Wells and related equipment	43,165,500	21,839,000
	44,297,100	22,678,900

Accumulated depletion	(1,408,500)	(7,600)
	$42,888,600	$22,671,300

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	As of June 30, 2006 the Partnership has funded $34,886,465 to our MGP for well drilling contracts all of which has been spent to date.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended June 30, 2006 were $20,600 and $26,800 for the six months ended June 30, 2006, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Operations are payable at $293 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2006 were $79,900 and $103,500 for the six months ended June 30, 2006.

•
Transportation fees which are included in production expenses in the Partnerships’ Statement of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three months ended June 30, 2006 were $214,100 and $288,600 for the six months ended June 30, 2006.

•
Tangible and lease costs contributed by the managing general partner which are included within the supplemental schedule of non-cash activities on the Partnership’s Statement of Cash Flows for the six months ended June 30, 2006 were $4,155,900.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the balance sheet represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership, this includes only changes in the fair value of unrealized hedging gains and losses.
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006

Net earnings	$960,400	$1,303,800
Other comprehensive income:
Unrealized holding gains on hedging contracts	309,200	301,500
Less: reclassification adjustment for (gain) realized in net income	(88,900)	(88,900)
	220,300	212,600
Comprehensive income	$1,180,700	$1,516,400

ATLAS AMERICA SERIES 26 -2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the investor partners. Since inception of the drilling program, the MGP has not been required to subordinate any of it’s revenues to the investor partners.

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

      At June 30, 2006, Atlas America, Inc. had 117 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 1,270,600 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.88 per Dth. There were no such open contracts at June 30, 2005. At June 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $212,600. Of the $212,600 net gain in accumulated other comprehensive income (loss) at June 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $309,800 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $97,200 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $88,900 for the three and six months ended June 30, 2006 within its statement of operations related to the settlement of qualifying hedge instruments.

             As of June 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average
Period	Volumes	Fixed Price	Fair Value
Ended June 30,	(MMBTU) (1)	(per MMBTU)	Asset (Liability) (2)
			(in thousands)

2007	222,400	$9.67	$310
2008	484,400	8.76	(182)
2009	403,000	8.69	16
2010	160,800	8.61	69

Total asset			$213

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	June 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$727	$727	$	―	$	―
	$727	$727	$	―	$	―
Liabilities
Derivative instruments	$(514)	$(514)	$	―	$	―
	$213	$213	$	―	$	―

NOTE 5 - SUBSEQUENT EVENTS

On July 28, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a registration statement with the Securities and Exchange Commission for an initial public offering of $5,750,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our managing general partner, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

General

We were formed as a Delaware limited partnership on May 26, 2005, with Atlas Resources, LLC as our managing general partner. We drilled and currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our managing general partner for management which, in turn, relies on its parent company, Atlas America, Inc.  for administrative services.

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

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP")  was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

The Partnership was formed on May 26, 2005 to drill and operate gas wells located primarily in Pennsylvania and Tennessee. Partnership operations began at our first closing on August 25, 2005. The Partnership’s first production revenues were received in December 2005, therefore no comparative schedule is available for the three and six months ended June 30, 2005.

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production and depletion costs per equivalent unit during the periods indicated:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Production revenues (in thousands):
Gas	$2,347	$3,216
Oil	$49	$49
Total	$2,396	$3,265

Production volumes:
Gas (mcf/day) (2)	3,218	2,116
Oil (bbls/day) (2)	8	4
Total (mcfe/day) (2)	3,266	2,140

Average sales prices:
Gas (per mcf) (1) (2)	$8.01	$8.40
Oil (per bbl) (2)	$65.53	$65.53

Average production costs:
As a percent of sales	15%	14%
Per mcfe (2)	$1.20	$1.20

Depletion per mcfe	$3.40	$2.61
____________________

(1)	The average sales price per mcf before the effects of hedging was $8.17 for the six months ended June 30, 2006. There were no hedging transactions in the period ended June 30, 2005.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Liquidity and Capital Resources

Cash provided by operating activities was $620,800 for the six months ended June 30, 2006, which includes increases in net earnings, depletion and accounts receivable-affiliate.

Cash used in financing activities was $248,200 for the six months ended June 30, 2006, which was primarily related to distributions to our partners in the current period.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10.

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

PART II OTHER INFORMATION

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

Atlas America Series 26-2005 L.P.

Atlas Resources LLC, Managing General Partner

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer