Form 10QSB
period 2006-09-30
Atlas America Series 26-2005 L.P.
filed 2006-11-14
CIK 1342514

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-51945

ATLAS AMERICA SERIES 26-2005 L.P.
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

ATLAS AMERICA SERIES 26-2005 L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three Months and Nine Months ended September 30, 2006 (Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2006 (Unaudited)	5

	Statement of Cash Flows for the Nine Months ended September 30, 2006 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	12-14

Item 3:	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6:	Exhibits	15

SIGNATURES		16

CERTIFICATIONS		17-20

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 26-2005 L.P.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$777,900	$100
Accounts receivable - affiliate	2,811,300	17,251,500
Hedge receivable short-term-affiliate	1,317,200	―
Total current assets	4,906,400	17,251,600

Oil and gas properties, net	42,058,700	22,671,300

Hedge receivable long-term-affiliate	1,409,200	―
	$48,374,300	$39,922,900
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$14,900	$13,200
Total current liabilities	14,900	13,200

Asset retirement obligation	846,900	567,900
Hedge liability long-term-affiliate	135,200	―

Partners’ capital:
Managing general partner	10,063,500	4,450,900
Limited partners (1,400 units)	34,722,600	34,890,900
Accumulated comprehensive income	2,591,200	―
	47,377,300	39,341,800
	$48,374,300	$39,922,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

REVENUES:
Natural gas and oil sales	$3,223,800	$6,489,600
Total revenues	3,223,800	6,489,600

COSTS AND EXPENSES:
Production expenses	493,400	956,800
Depletion	1,342,200	2,743,100
Accretion of asset retirement obligation	12,200	36,500
General and administrative expenses	45,100	118,500
Total expenses	1,892,900	3,854,900
Net earnings	$1,330,900	$2,634,700

Allocation of net earnings:
Managing general partner	$810,700	$1,656,400
Limited partners	$520,200	$978,300
Net earnings per limited partnership unit	$372	$699

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED September 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$4,450,900	$34,890,900	$ ―	$39,341,800

Participation in revenues and expenses:
Net production revenues	2,119,600	3,413,200	―	5,532,800
Depletion	(403,800)	(2,339,300)	―	(2,743,100)
General and administrative expenses	(45,400)	(73,100)	―	(118,500)
Accretion of asset retirement obligation	(14,000)	(22,500)	―	(36,500)
Net earnings	1,656,400	978,300	―	2,634,700

Other comprehensive income	―	―	2,591,200	2,591,200

Additional asset contributions from the MGP	4,668,200	―	―	4,668,200

Distributions to partners	(712,000)	(1,146,600)	―	(1,858,600)

Balance at September 30, 2006	$10,063,500	$34,722,600	$2,591,200	$47,377,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended
September 30,
2006
Cash flows from operating activities:

Net earnings	$2,634,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	2,743,100
Accretion of asset retirement obligation	36,500
Increase in accounts receivable-affiliate	(2,779,500)
Increase in accrued liabilities	1,700
Net cash provided by operating activities	2,636,500

Cash flows from financing activities:
Return of initial cash contribution to managing general partner	(100)
Distributions to partners	(1,858,600)
Net cash used in financing activities	(1,858,700)

Net increase in cash and cash equivalents	777,800
Cash and cash equivalents at beginning of period	100
Cash and cash equivalents at end of period	$777,900

Supplemental schedule of non-cash investing and financing activities:

Additional Asset Contributions:
Lease, intangible and tangible equipment costs included in oil and gas properties	$4,668,200

Oil and Gas Properties Receivable Transfer:
Intangible and tangible costs included in oil and gas properties	$17,219,800

Asset retirement obligation	$242,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Series 26-2005 L.P. (the “Partnership”) as of and for the three and nine months ended September 30, 2006 are unaudited. We were formed as a Delaware Limited Partnership on May 26, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner (“MGP”) was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ATLAS AMERICA SERIES 26 -2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Receivables

In evaluating the need for an allowance for possible losses, our MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2006 our MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,967,300 at September 30, 2006, and $29,900 at December 31, 2005 which are included in Accounts receivable-affiliate, on its Balance Sheets.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties accordance with SFAS 143, Accounting for Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ending September 30, 2006 is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Asset retirement obligation at beginning of period	$834,700	$567,900
Liabilities incurred from drilling wells	―	243,400
Revision in estimate	―	(900)
Accretion expense	12,200	36,500
Total asset retirement obligation, at end of period	$846,900	$846,900

Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2006, the Partnership had $803,600 in deposits at one bank, of which $703,600 was over the limit of Federal Deposit Insurance Corporation and at December 31, 2005, the Partnership had no deposits. No losses have been experienced on such investments.

ATLAS AMERICA SERIES 26 -2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	At September 30,	At December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,131,600	$839,900
Wells and related equipment	43,677,800	21,839,000
	44,809,400	22,678,900

Accumulated depletion	(2,750,700)	(7,600)
	$42,058,700	$22,671,300

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP, and its affiliates as provided under the Partnership agreement:

•	As of September 30, 2006 the Partnership has funded $34,886,500 to our MGP for well drilling contracts all of which has been spent to date.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2006 were $27,200 and $54,000, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $293 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2006 were $107,300 and $210,800, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three and nine months ended September 30, 2006 were $280,000 and $568,600, respectively.

•
Additional assets contributed by the Managing General Partner which are included within the supplemental schedule of non-cash activities on the Partnership’s Statement of Cash Flows for the nine months ended September 30, 2006 were $4,668,200.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the balance sheet represents the net production revenues due from the MGP.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Net earnings	$1,330,900	$2,634,700
Other comprehensive income:
Unrealized holding gains on hedging contracts	2,658,500	2,960,000
Less: reclassification adjustment for gains realized in net income	(279,900)	(368,800)
Total other comprehensive income	2,378,600	2,591,200
Comprehensive income	$3,709,500	$5,225,900

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the limited partners. Since inception of the drilling program, the MGP has not been required to subordinate any of it’s revenues to the limited partners.

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

The Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the statements of operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

At September 30, 2006, Atlas America, Inc. had open natural gas futures contracts allocated to the Partnership related to natural gas sales covering 2,496,800 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.85 per Dth. There were no such open contracts at September 30, 2005. At September 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $2,591,200. Of the $2,591,200 net gain in accumulated other comprehensive income (loss) at September 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,317,200 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $1,274,000 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $279,900 and $368,800 for the three and nine months ended September 30, 2006, respectively, within its statement of operations related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

As of September 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Twelve Month		Average
Production Period	Volumes	Fixed Price	Fair Value
Ended September 30,	(MMBTU) (1)	(per MMBTU)	Asset (2)
			(in thousands)

2007	662,000	$9.26	$1,317
2008	958,700	8.75	651
2009	717,000	8.65	515
2010	159,100	8.61	108

Total asset			$2,591

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	September 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$2,726	$2,726	$	―	$	―
	$2,726	$2,726	$	―	$	―
Liabilities
Derivative instruments	$(135)	$(135)	$	―	$	―
	$2,591	$2,591	$	―	$	―

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2006
(Unaudited)

NOTE 5 - SUBSEQUENT EVENT

On November 1, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a second amendment to its registration statement with the Securities and Exchange Commission for an initial public offering of 6,075,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our MGP, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner or MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on our financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

Results of Operations

The Partnership was formed on May 26, 2005 to drill and operate gas wells located primarily in Pennsylvania and Tennessee. Partnership operations began at our first closing on August 25, 2005. The Partnership’s first production revenues were received in December 2005, therefore no comparative schedule is available for the three and nine months ended September 30, 2005.

The following table sets forth information relating to our production revenues and expenses during the periods indicated:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Production revenues (in thousands):
Gas	$3,033	$6,250
Oil	$191	$240
Total	$3,224	$6,490

Production volumes:
Gas (mcf/day) (2)	4,177	2,811
Oil (bbls/day) (2)	30	13
Total (mcfe/day) (2)	4,357	2,889

Average sales prices:
Gas (per mcf) (1) (2)	$7.89	$8.15
Oil (per bbl) (2)	$69.77	$68.85

Average production costs:
As a percent of sales	15%	15%
Per mcfe (2)	$1.23	$1.21

Depletion per mcfe	$3.35	$3.48
____________________

(1)
The average sales price per mcf before the effects of hedging was $7.17 and $7.66 for the three and nine months ended September 30, 2006, respectively. There were no hedging transactions in the three and nine months ended September 30, 2005.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Liquidity and Capital Resources

Cash provided by operating activities was $2,636,500 for the nine months ended September 30, 2006.  This was primarily due to having net earnings on well production and increases in accounts receivable-affiliate.

Cash used in financing activities was $1,858,700 for the nine months ended September 30, 2006, which was primarily related to distributions to our partners in the current period.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our MGP may withhold funds for the future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

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

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Atlas America Series 26-2005 L.P.

Atlas Resources LLC, Managing General Partner

Date: November 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer