Form 10QSB
period 2007-03-31
Atlas America Series 26-2005 L.P.
filed 2007-05-11
CIK 1342514

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA SERIES 26-2005 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements (Unaudited)

	Balance Sheets as of March 31, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months ended March 31, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Three Months ended March 31, 2007	5

	Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 26-2005 L.P.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$869,500	$400
Accounts receivable - affiliate	2,437,800	3,355,300
Hedge receivable short-term due from affiliate	485,900	1,606,800
Total current assets	3,793,200	4,962,500

Oil and gas properties, net	39,205,800	40,818,100
Hedge receivable long-term due from affiliate	768,400	1,387,100
	$43,767,400	$47,167,700

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$21,400	$18,400
Hedge receivable short-term due to affiliate	451,500	10,000
Total current liabilities	472,900	28,400

Asset retirement obligation	1,061,600	1,045,900
Hedge liability long-term due to affiliate	756,700	223,200

Partners’ capital:
Managing general partner	9,516,300	9,811,900
Limited partners (1,400 units)	31,913,800	33,297,600
Accumulated other comprehensive income	46,100	2,760,700
	41,476,200	45,870,200
	$43,767,400	$47,167,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

REVENUES:
Natural gas and oil	$3,055,300	$869,800
Total revenues	3,055,300	869,800

COSTS AND EXPENSES:
Production	530,700	107,600
Depletion	1,612,300	389,900
Accretion of asset retirement obligation	15,700	12,200
General and administrative	37,200	16,700
Total expenses	2,195,900	526,400
Net earnings	$859,400	$343,400

Allocation of net earnings:
Managing general partner	$677,000	$234,900
Limited partners	$182,400	$108,500
Net earnings per limited partnership unit	$130	$78

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE THREE MONTHS ENDED March 31, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$9,811,900	$33,297,600	$2,760,700	$45,870,200

Participation in revenues and expenses:
Net production revenues	967,200	1,557,400	—	2,524,600
Depletion	(269,900)	(1,342,400)	—	(1,612,300)
General and administrative expenses	(14,300)	(22,900)	—	(37,200)
Accretion of asset retirement obligation	(6,000)	(9,700)	—	(15,700)
Net earnings	677,000	182,400	—	859,400

Other comprehensive loss	—	—	(2,714,600)	(2,714,600)

Distributions to partners	(972,600)	(1,566,200)	—	(2,538,800)

Balance at March 31, 2007	$9,516,300	$31,913,800	$46,100	$41,476,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$859,400		$343,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,612,300		389,900
Accretion of asset retirement obligation	15,700		12,200
Decrease (increase) in accounts receivable-affiliate	917,500		(751,400)
Increase in accrued liabilities	3,000		5,900
Net cash provided by operating activities	3,407,900		―

Cash flows from financing activities:
Return of initial cash contribution to MGP	—		(100)
Distributions to partners	(2,538,800)		—
Net cash used in financing activities	(2,538,800)		(100)

Net increase (decrease) in cash and cash equivalents	869,100		(100)
Cash and cash equivalents at beginning of period	400		100
Cash and cash equivalents at end of period	$869,500	$	―

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by the managing general partner:
Tangible equipment included in oil and gas properties	$—		$2,126,300
Lease costs included in oil and gas properties	—		227,100
	$—		$2,353,400

Asset retirement obligation	$—		$243,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Series 26-2005 L.P. (the “Partnership”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

In March 2006, Atlas Resources, Inc., the Partnership's Managing General Partner ("MGP"), was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, ("Atlas Energy"), a newly-formed subsidiary of Atlas America, Inc. Atlas Resources, LLC now serves as the Partnership's MGP. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets to Atlas Energy Resources, LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information. Credit is extended on an unsecured basis to many of its energy purchasers. At March 31, 2007 and December 31, 2006, the Partnership's MGP's credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,594,300 at March 31, 2007 and $1,738,000 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations and Financial Accounting Standards Board ("FASB"), Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2007	2006

Asset retirement obligation at beginning of period	$1,045,900	$567,900
Liabilities incurred from drilling wells	—	243,400
Accretion expense	15,700	12,200
Asset retirement obligation at end of period	$1,061,600	$823,500

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At March 31, 2007, the Partnership had $895,900 in deposits at one bank, of which $795,900 was over the limit of Federal Deposit Insurance Corporation and at December 31, 2006, the Partnership had $23,700 in deposits at one bank of which none was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	At March 31,	At December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,136,100	$1,136,100
Wells and related equipment	44,013,300	44,013,300
	45,149,400	45,149,400

Accumulated depletion of oil and gas properties	(5,943,600)	(4,331,300)
	$39,205,800	$40,818,100

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this statement and at this time the Partnership has not made any decisions on its application to its financial position or results of operations, and is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS 157 Fair Value Measurement. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008. The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2007 and 2006 were $28,400 and $6,200, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $306 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2007 and 2006 were $114,500 and $23,600, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2007 and 2006 were $305,500 and $74,500, respectively.

•	Adjusted asset contributions from the MGP which are included on the Partnership's Statements of Cash Flows for the three months ended March 31, 2006 were $2,353,400.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses. Comprehensive income for the Partnership is as follows for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Net earnings	$859,400	$343,400
Other comprehensive (loss) income:
Unrealized holding gains (loss) on hedging contracts	(2,348,100)	300
Less: reclassification adjustment for gains realized in net income	(366,500)	(8,000)
	(2,714,600)	(7,700)
Comprehensive (loss) income	$(1,855,200)	$335,700

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (June 2006). Since inception of the program, the MGP has not been required to subordinate any of its revenues to its limited partners.

NOTE 4 - DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas Energy, on behalf of the Partnership, formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the Balance Sheets as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as Accumulated other comprehensive income (loss) and recognized within the Statements of Net Earnings in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (Continued)

At March 31, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 4,082,400 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through March 31, 2012 at an average settlement price of $8.31 per Dth. At March 31, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $46,100. Of the $46,100 net gain in Accumulated other comprehensive income (loss) at March 31, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $34,400 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $11,700 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $366,500 and $8,000 for the three-month period ended March 31, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the three months ended March 31, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of March 31, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps

Twelve Month
Period Ending		Average Fixed Price	Fair Value
March 31,	Volumes	(per MMBTU) (1)	Asset (Liability) (2)

2008	1,099,600	$8.676	$90,100
2009	1,079,500	$8.599	41,000
2010	942,600	$8.195	76,100
2011	533,700	$7.572	(96,700)
2012	241,700	$7.365	(3,100)
			$107,400

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (Continued)

Costless Collars

Twelve Month
Period Ending			Average Floor & Cap	Fair Value
March 31,	Option Type	Volumes	(per MMBTU) (1)	Asset (Liability) (2)

2008	Puts purchased	80,600	$7.50	$—
2008	Calls sold	80,600	$8.60	(24,400)
2008	Puts purchased	26,200	$7.50	—
2008	Calls sold	26,200	$9.40	(31,300)
2009	Puts purchased	78,500	$7.50	—
2009	Calls sold	78,500	$9.40	(5,600)
				$(61,300)

			Net Asset	$46,100
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	March 31, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$1,254,300	$1,254,300	$2,993,900	$2,993,900
	$1,254,300	$1,254,300	$2,993,900	$2,993,900
Liabilities
Derivative instruments	$(1,208,200)	$(1,208,200)	$(233,200)	$(233,200)
	$46,100	$46,100	$2,760,700	$2,760,700

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

General

We were formed as a Delaware limited partnership on May 26, 2005, with Atlas Resources, Inc. as our Managing General Partner, or MGP. We are currently operating wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which, in turn, relies on its parent company, Atlas Energy Resources, LLC or Atlas Energy, for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners, L.P.'s gas gathering system, which is managed by an affiliate of our MGP. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

In March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas America, Inc. Atlas Resources, LLC now serves as our MGP. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets to Atlas Energy Resources, LLC.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Production revenues (in thousands):
Gas	$2,956	$870
Oil	$99	$—
Total	$3,055	$870

Production volumes:
Gas (mcf/day) (2)	3,736	1,002
Oil (bbls/day) (2)	20	—
Total (mcfe/day) (2)	3,856	1,002

Average sales prices:
Gas (per mcf) (1) (2)	$8.79	$9.65
Oil (per bbl) (2)	$56.71	$—

Average production costs:
As a percent of sales	17%	12%
Per mcfe (2)	$1.53	$1.19

Depletion per mcfe	$4.65	$4.32
____________________

(1)	The average sales price per mcf before the effects of hedging was $7.70 and $9.56 for the three months ended March 31, 2007 and 2006, respectively.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $2,955,700 and $869,800 for the three months ended March 31, 2007 and 2006, respectively, an increase of $2,085,900 (240%). This increase was due to an increase in production volumes to 3,736 mcf per day for the three months ended March 31, 2007 from 1,002 mcf per day for the three months ended March 31, 2006, an increase of 2,734 mcf per day (273%), partially offset by a decrease in the average sales price we received for our natural gas to $8.79 for the three months ended March 31, 2007 as compared to $9.65 for the three months ended March 31, 2006, a decrease of $0.86 per mcf (9%). The $2,085,900 increase in gas revenues for the three months ended March 31, 2007 as compared to the prior year similar period was attributable to a $2,373,100 increase in production volumes, partially offset by a decrease of $287,200 in natural gas sale prices. We began receiving production revenues in December 2005, for the three months ended March 31, 2006 we recorded production revenues for approximately 43 wells, therefore the increase in gas production volumes for the three months ended March 31, 2007 resulted primarily from the majority, approximately 142 wells, being on-line for the three months ended March 31, 2007 as compared to the prior year similar period.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production. Our oil revenues were $99,600 for the three months ended March 31, 2007. There was no oil revenue for the three months ended March 31, 2006.

Expenses. Production expenses were $530,700 and $107,600 for the three months ended March 31, 2007 and 2006, respectively, an increase of $423,100 (393%). This was primarily attributable to an increase in operating fees, transportation fees and variable expenses due to the majority of wells being on-line for the three months ended March 31, 2007 as compared to the prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 53% and 45% in the three months ended March 31, 2007 and 2006, respectively. This percentage change is directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2007 and 2006 were $37,200 and $16,700, respectively, an increase of $20,500 (123%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. This increase was primarily due to higher administrative fees due to the majority of wells being on-line and third-party fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities was $3,407,900 in the three months ended March 31, 2007 which includes an increase in net earnings before depletion of $1,738,400 and a decrease in accounts receivable-affiliate of $1,668,900.

Cash used in financing activities increased $2,538,700 during the three months ended March 31, 2007 to $2,538,800 from $100 for the three months ended March 31, 2006. This was entirely due to distributions to investors.

We have no, nor do we expect any material commitments to make capital expenditures, except that our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe that our future cash flows from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (June 2006). Since inception of the program, the MGP has not been required to subordinate any of its revenues to its limited partners.

Recently Issued Financial Accounting Standards

In February 2007, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement and at this time we have not made any decisions in its application to our financial position or results of operations. We are currently evaluating the impact of the adoption of SFAS 159 on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Series 26-2005 L.P.

Atlas Resources, LLC, Managing General Partner

Date: May 11, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 11, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 11, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 11, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer