Form 10QSB
period 2007-06-30
Atlas America Series 26-2005 L.P.
filed 2007-08-14
CIK 1342514

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-51945

ATLAS AMERICA SERIES 26-2005 L.P.
(Name of small business issuer in its charter)

Delaware	20-2879859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)

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

ATLAS AMERICA SERIES 26-2005 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2007	5

	Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                      FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 26-2005 L.P.
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$717,900	$400
Accounts receivable – affiliate	2,019,300	3,355,300
Short-term hedge receivable due from affiliate	805,700	1,606,800
Total current assets	3,542,900	4,962,500

Oil and gas properties, net	38,053,100	40,818,100
Long-term hedge receivable due from affiliate	424,700	1,387,100
	$42,020,700	$47,167,700

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$6,200	$18,400
Short-term hedge receivable due to affiliate	81,000	10,000
Total current liabilities	87,200	28,400

Asset retirement obligation	1,077,300	1,045,900
Long-term hedge liability due to affiliate	946,500	223,200

Partners’ capital:
Managing general partner	9,147,700	9,811,900
Limited partners (1,400 units)	30,559,100	33,297,600
Accumulated other comprehensive income	202,900	2,760,700
Total partners' capital	39,909,700	45,870,200
	$42,020,700	$47,167,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES:
Natural gas and oil	$2,354,200	$2,396,000	$5,409,500	$3,265,800
Total revenues	2,354,200	2,396,000	5,409,500	3,265,800

COSTS AND EXPENSES:
Production	464,200	355,800	994,900	463,400
Depletion	1,204,400	1,011,000	2,816,700	1,400,900
Accretion of asset retirement obligation	15,700	12,100	31,400	24,300
General and administrative	38,300	56,700	75,500	73,400
Total expenses	1,722,600	1,435,600	3,918,500	1,962,000
Net earnings	$631,600	$960,400	$1,491,000	$1,303,800

Allocation of net earnings:
Managing general partner	$498,600	$610,800	$1,175,600	$845,700
Limited partners	$133,000	$349,600	$315,400	$458,100
Net earnings per limited partnership unit	$95	$250	$225	$327

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$9,811,900	$33,297,600	$2,760,700	$45,870,200

Participation in revenues and expenses:
Net production revenues	1,691,200	2,723,400	—	4,414,600
Depletion	(474,700)	(2,342,000)	—	(2,816,700)
General and administrative expenses	(28,900)	(46,600)	—	(75,500)
Accretion of asset retirement obligation	(12,000)	(19,400)	—	(31,400)
Net earnings	1,175,600	315,400	—	1,491,000

Other comprehensive loss	—	—	(2,557,800)	(2,557,800)

MGP adjusted asset contribution	58,300	—	—	58,300

Distributions to partners	(1,898,100)	(3,053,900)	—	(4,952,000)

Balance at June 30, 2007	$9,147,700	$30,559,100	$202,900	$39,909,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,491,000	$1,303,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	2,816,700	1,400,900
Accretion of asset retirement obligation	31,400	24,300
Decrease (increase) in accounts receivable-affiliate	1,336,000	(2,106,900)
Decrease in accrued liabilities	(12,200)	(1,300)
Net cash provided by operating activities	5,662,900	620,800

Cash flows from investing activities:
Sale of tangible equipment	6,600	—
Net cash provided by investing activities	6,600	—

Cash flows from financing activities:
Return of initial cash contribution to MGP	—	(100)
Distributions to partners	(4,952,000)	(248,100)
Net cash used in financing activities	(4,952,000)	(248,200)

Net increase in cash and cash equivalents	717,500	372,600
Cash and cash equivalents at beginning of period	400	100
Cash and cash equivalents at end of period	$717,900	$372,700

Supplemental schedule of non-cash investing and financing activities:

Assets contributed and received by the managing general partner:
Tangible equipment included in oil and gas properties	$(4,600)	$3,339,500
Lease costs included in oil and gas properties	—	291,700
Intangible drilling costs included in oil and gas properties	62,900	524,800
	$58,300	$4,156,000

Asset retirement obligation	$—	$242,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Series 26-2005 L.P. (the “Partnership”) as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At June 30, 2007 and December 31, 2006, the Partnership's MGP's credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $1,329,900 at June 30, 2007 and $1,738,000 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Asset retirement obligation at beginning of period	$1,061,600	$823,500	$1,045,900	$567,900
Liabilities incurred from drilling wells	—	—	—	243,400
Revision in estimate	—	(900)	—	(900)
Accretion expense	15,700	12,100	31,400	24,300
Asset retirement obligation at end of period	$1,077,300	$834,700	$1,077,300	$834,700

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,136,100	$1,136,100
Wells and related equipment	44,065,000	44,013,300
	45,201,100	45,149,400

Accumulated depletion of oil and gas properties	(7,148,000)	(4,331,300)
	$38,053,100	$40,818,100

Recently Issued Financial Accounting Standards

In April 2007, the FASB issued Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting ofAmounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The Partnership does not expect the adoption of FIN 39-1 to have a significant impact on its financial position or results of operations.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement.  SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008.  The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and six months ended June 30, 2007 were $27,900 and $56,300, respectively.  Administrative costs incurred for the three months and six months ended June 30, 2006 were $20,600 and $26,800, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $306 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and six months ended June 30, 2007 were $112,400 and $226,900, respectively.  Well supervision fees incurred for the three months and six months ended June 30, 2006 were $79,900 and $103,500, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and six months ended June 30, 2007 were $284,800 and $590,300.  Transportation fees incurred for the three months and six months ended June 30, 2006 were $214,100 and $288,600, respectively.

•	Adjusted asset contributions from the MGP which are included on the Partnership's Statements of Cash Flows for the six months ended June 30, 2007 and 2006 were $58,300 and $4,156,000.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses.  Accounts receivable-affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
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

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income.  For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.  Comprehensive income (loss) for the Partnership is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	$631,600	$960,400	$1,491,000	$1,303,800
Other comprehensive income:
Unrealized holding gain on hedging contracts	447,700	309,200	(1,900,400)	301,500
Less: reclassification adjustment for gains realized in net earnings	(290,900)	(88,900)	(657,400)	(88,900)
	156,800	220,300	(2,557,800)	212,600
Comprehensive income (loss)	$788,400	$1,180,700	$(1,066,800)	$1,516,400

NOTE 5 – DERIVATIVE INSTRUMENTS

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

Atlas Energy, on behalf of the Partnership, formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values.  Derivatives are recorded on the Balance Sheets as assets and liabilities at fair value.  Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX.  Changes in fair value are recognized in Partners’ Capital as Accumulated other comprehensive income (loss) and recognized within the Statements of Net Earnings in the month the hedged gas is settled.  If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At June 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 3,509,100 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through June 30, 2012 at an average settlement price of $8.23 per Dth. At June 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $202,900.  Of the $202,900 net gain in Accumulated other comprehensive income (loss) at June 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $724,700 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $521,800 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $290,900 and $88,900 for the three month periods ended June 30, 2007 and 2006, respectively; and $657,400 and $88,900 for the six month periods ended June 30, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three and six months ended June 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of June 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	June 30,	(1)	(per MMBTU)	(2)

	2008	861,400	$8.682	$709,700
	2009	842,400	$8.533	(5,100)
	2010	652,400	$8.053	(200,700)
	2011	364,200	$7.524	(199,500)
	2012	126,700	$7.365	(50,300)
				$254,100

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
Company	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	June 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	47,500	$7.500	$20,300
	2008	Calls sold	47,500	$8.600	—
	2008	Puts purchased	41,200	$7.500	—
	2008	Calls sold	41,200	$9.400	(5,300)
	2009	Puts purchased	41,200	$7.500	—
	2009	Calls sold	41,200	$9.400	(5,900)
	2010	Puts purchased	76,000	$7.750	—
	2010	Calls sold	76,000	$8.750	(19,500)
	2011	Puts purchased	76,000	$7.750	100
	2011	Calls sold	76,000	$8.750	—
	2011	Puts purchased	190,000	$7.500	—
	2011	Calls sold	190,000	$8.450	(45,200)
	2012	Puts purchased	190,100	$7.500	4,300
	2012	Calls sold	190,100	$8.450	—
					$(51,200)

				Net Asset	$202,900
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	June 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$1,230,400	$1,230,400	$2,993,900	$2,993,900
	$1,230,400	$1,230,400	$2,993,900	$2,993,900
Liabilities
Derivative instruments	$(1,027,500)	$(1,027,500)	$(233,200)	$(233,200)
	$202,900	$202,900	$2,760,700	$2,760,700

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLANOF OPERATIONS (UNAUDITED)

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Production revenues (in thousands):
Gas	$2,264	$2,347	$5,220	$3,216
Oil	$90	$49	$190	$49
Total	$2,354	$2,396	$5,410	$3,265

Production volumes:
Gas (mcf/day) (2)	2,729	3,218	3,230	2,116
Oil (bbls/day) (2)	17	8	18	4
Total (mcfe/day) (2)	2,831	3,266	3,338	2,140

Average sales prices:
Gas (per mcf) (1) (2)	$9.12	$8.01	$8.93	$8.40
Oil (per bbl) (2)	$58.56	$65.53	$57.57	$65.53

Average production costs:
As a percent of sales	20%	15%	18%	14%
Per mcfe (2)	$1.80	$1.20	$1.65	$1.20

Depletion per mcfe	$4.68	$3.40	$4.66	$2.61
____________

(1)
The average sales price per mcf before the effects of hedging was $7.95 and $7.74 for the three months ended June 30, 2007 and 2006, respectively; and $7.80 and $8.17 the six months ended June 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $2,264,000 and $2,346,600 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $82,600 (4%).  This decrease was due to a decrease in the production volumes to 2,729 mcf per day for the three months ended June 30, 2007 from 3,218 mcf per day for the three months ended June 30, 2006, a decrease of 489 mcf per day (15%), partially offset by an increase in the average sales price we received for our natural gas to $9.12 for the three months ended June 30, 2007 as compared to $8.01 for the three months ended June 30, 2006, an increase of $1.11 per mcf (14%).  The $82,600 decrease in gas revenue for the three months ended June 30, 2007 as compared to the prior year similar period was attributable to a $356,600 decrease in production volumes, partially offset by a $274,000 increase in natural gas sale prices.  The overall decrease in gas production volumes for the three months ended June 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $5,219,800 and $3,216,400 for the six months ended June 30, 2007 and 2006, respectively, an increase of $2,003,400 (62%).  This increase was due to an increase in the average sales price we received for our natural gas to $8.93 for the six months ended June 30, 2007 as compared to $8.40 for the six months ended June 30, 2006, an increase of $.53 per mcf (6%) and an increase in production volumes to 3,230 mcf per day for the six months ended June 30, 2007 from 2,116 mcf per day for the six months ended June 30, 2006, an increase of 1,114 mcf per day (53%).  The $2,003,400 increase in gas revenue for the six months ended June 30, 2007 as compared to the prior year similar period was attributable to a $1,692,500 increase in production volumes and a $310,900 increase in natural gas sale prices.  The overall increase in gas production volumes for the six months ended June 30, 2007 resulted primarily from the majority of wells being on-line as compared to the prior year similar period.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $90,200 and $49,400 for the three months ended June 30, 2007 and 2006, respectively, an increase of $40,800 (83%).  This increase was due to an increase in the production volumes to 17 bbl per day for the three months ended June 30, 2007 from 8 bbl per day for the three months ended June 30, 2006, an increase of 9 bbl per day (113%), partially offset by a decrease in the average sales price we received for our oil to $58.56 for the three months ended June 30, 2007 as compared to $65.53 for the three months ended June 30, 2006, a decrease of $6.97 per bbl (11%).  The $40,800 increase in oil revenue for the three months ended June 30, 2007 as compared to the prior year similar period was attributable to a $51,500 increase in production volumes, partially offset by a $10,700 decrease in oil prices.

Our oil revenues were $189,700 and $49,400 for the six months ended June 30, 2007 and 2006, respectively, an increase of $140,300 (284%).  This increase was due to an increase in the production volumes to 18 bbl per day for the six months ended June 30, 2007 from 4 bbl per day for the six months ended June 30, 2006, an increase of 14 bbl per day (350%), partially offset by a decrease in the average sales price we received for our oil to $57.57 for the six months ended June 30, 2007 as compared to $65.53 for the six months ended June 30, 2006, a decrease of $7.96  per bbl (12%).  The $140,300 increase in oil revenues for the six months ended June 30, 2007 as compared to the prior year similar period was attributable to a $166,500 increase in production volumes, partially offset by a $26,200 decrease in oil prices.

Expenses.  Production expenses were $464,200 and $355,800 for the three months ended June 30, 2007 and 2006, respectively, an increase of $108,400 (30%).  Production expenses were $994,900 and $463,400 for the six months ended June 30, 2007 and 2006, respectively, an increase of $531,500 (115%).  These increases were primarily attributable to an increase in rates charged for transportation, well supervision fees and variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 51% and 42% in the three months ended June 30, 2007 and 2006, respectively; and 52% and 43% for the six months ended June 30, 2007 and 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were $38,300 and $56,700, respectively, a decrease of $18,400 (32%).  This decrease was primarily due to lower third-party fees for services charged for the three months ended June 30, 2007.  For the six months ended June 30, 2007 and 2006 these expenses were $75,500 and $73,400, respectively, an increase of $2,100 (3%).  This increase was primarily due to higher administrative fees for services charged due to the majority of wells being on-line as compared to the prior year similar period.  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources

Cash provided by operating activities increased $5,042,100 in the six months ended June 30, 2007 to $5,662,900 as compared to $620,800 for the six months ended June 30, 2006.  This increase was primarily due to an increase in net earnings before depletion and accretion of $1,610,100 and a decrease in accounts receivable-affiliate of $3,442,900 for the current period as compared to the prior year similar period.

Cash provided by investing activities was $6,600 for the six months ended June 30, 2007 which was proceeds from a sale of tangible equipment.

Cash used in financing activities increased $4,703,800 during the six months ended June 30, 2007 to $4,952,000 from $248,200 for the six months ended June 30, 2006.  This increase was entirely due to higher distributions as a result of an increase in net cash flows.

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

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board or FASB issued FASB Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of FIN 39-1 to have a significant impact on our financial position or results of operations.

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

Atlas America Series 26-2005 L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 14, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 14, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer