Form 10QSB
period 2007-09-30
Atlas America Series 26-2005 L.P.
filed 2007-11-09
CIK 1342514

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,2007

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

ATLAS AMERICA SERIES 26-2005 L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2007	5

	Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                      FINANCIAL STATEMENTS

ATLAS AMERICA SERIES 26-2005 L.P.
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$563,600	$400
Accounts receivable – affiliate	1,846,900	3,355,300
Short-term hedge receivable due from affiliate	636,900	1,606,800
Total current assets	3,047,400	4,962,500

Oil and gas properties, net	37,070,100	40,818,100
Long-term hedge receivable due from affiliate	340,400	1,387,100
	$40,457,900	$47,167,700

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$16,000	$18,400
Short-term hedge receivable due to affiliate	102,200	10,000
Total current liabilities	118,200	28,400

Asset retirement obligation	1,093,000	1,045,900
Long-term hedge liability due to affiliate	472,400	223,200

Partners’ capital:
Managing general partner	8,932,500	9,811,900
Limited partners (1,400 units)	29,439,100	33,297,600
Accumulated other comprehensive income	402,700	2,760,700
Total partners' capital	38,774,300	45,870,200
	$40,457,900	$47,167,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES:
Natural gas and oil	$2,197,900	$3,223,800	$7,607,400	$6,489,600
Total revenues	2,197,900	3,223,800	7,607,400	6,489,600

COSTS AND EXPENSES:
Production	445,100	493,400	1,440,000	956,800
Depletion	1,097,000	1,342,200	3,913,700	2,743,100
Accretion of asset retirement obligation	15,700	12,200	47,100	36,500
General and administrative	58,400	45,100	133,900	118,500
Total expenses	1,616,200	1,892,900	5,534,700	3,854,900
Net earnings	$581,700	$1,330,900	$2,072,700	$2,634,700

Allocation of net earnings:
Managing general partner	$449,800	$810,700	$1,625,400	$1,656,400
Limited partners	$131,900	$520,200	$447,300	$978,300
Net earnings per limited partnership unit	$95	$372	$320	$699

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED
September 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$9,811,900	$33,297,600	$2,760,700	$45,870,200

Participation in revenues and expenses:
Net production revenues	2,362,700	3,804,700	—	6,167,400
Depletion	(668,000)	(3,245,700)	—	(3,913,700)
General and administrative expenses	(51,300)	(82,600)	—	(133,900)
Accretion of asset retirement obligation	(18,000)	(29,100)	—	(47,100)
Net earnings	1,625,400	447,300	—	2,072,700

Other comprehensive loss	—	—	(2,358,000)	(2,358,000)

MGP adjusted asset contribution	172,300	—	—	172,300

Distributions to partners	(2,677,100)	(4,305,800)	—	(6,982,900)

Balance at September 30,2007	$8,932,500	$29,439,100	$402,700	$38,774,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,072,700	$2,634,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	3,913,700	2,743,100
Accretion of asset retirement obligation	47,100	36,500
Decrease (increase) in accounts receivable-affiliate	1,508,400	(2,779,500)
(Decrease) increase in accrued liabilities	(2,400)	1,700
Net cash provided by operating activities	7,539,500	2,636,500

Cash flows from investing activities:
Proceeds from sale of tangible equipment	6,600	—
Net cash provided by investing activities	6,600	—

Cash flows from financing activities:
Return of initial cash contribution to MGP	—	(100)
Distributions to partners	(6,982,900)	(1,858,600)
Net cash used in financing activities	(6,982,900)	(1,858,700)

Net increase in cash and cash equivalents	563,200	777,800
Cash and cash equivalents at beginning of period	400	100
Cash and cash equivalents at end of period	$563,600	$777,900

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by the managing general partner:
Tangible equipment included in oil and gas properties	$50,500	$854,100
Intangible drilling costs included in oil and gas properties	121,800	3,522,500
Lease costs included in oil and gas properties	—	291,600
	$172,300	$4,668,200

Asset retirement obligation	$—	$242,500

Additional asset contributions:
Tangible and intangible drilling costs	$—	$17,219,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Series 26-2005 L.P. (the “Partnership”) as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB/A for the year ended December 31, 2006.  The results of operations for the three months and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers. At September 30, 2007 and December 31, 2006, the Partnership's MGP's credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $1,276,100 at September 30, 2007 and $1,738,000 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Asset retirement obligation at beginning of period	$1,077,300	$834,700	$1,045,900	$567,900
Liabilities incurred from drilling wells	—	—	—	243,400
Revision in estimate	—	—	—	(900)
Accretion expense	15,700	12,200	47,100	36,500
Asset retirement obligation at end of period	$1,093,000	$846,900	$1,093,000	$846,900

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,136,100	$1,136,100
Wells and related equipment	44,179,000	44,013,300
	45,315,100	45,149,400

Accumulated depletion of oil and gas properties	(8,245,000)	(4,331,300)
	$37,070,100	$40,818,100

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
September 30, 2007
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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and nine months ended September 30, 2007 were $28,000 and $84,300, respectively.  Administrative costs incurred for the three months and nine months ended September 30, 2006 were $27,200 and $54,000, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $306 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $113,100 and $340,000, respectively.  Well supervision fees incurred for the three months and nine months ended September 30, 2006 were $107,300 and $210,800, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and nine months ended September 30, 2007 were $237,400 and $827,700.  Transportation fees incurred for the three months and nine months ended September 30, 2006 were $280,000 and $568,600, respectively.

•
Asset contributions from the MGP which are disclosed on the Partnership's Statements of Cash Flows as a non-cash investing activity for the nine months ended September 30, 2007 and 2006 were $172,300 and $4,668,200.  Additional asset contributions which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity for the nine months ended September 30, 2006 were $17,219,800.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings	$581,700	$1,330,900	$2,072,700	$2,634,700
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	439,400	2,658,500	(1,461,000)	2,960,000
Less: reclassification adjustment for gains realized in net earnings	(239,600)	(279,900)	(897,000)	(368,800)
	199,800	2,378,600	(2,358,000)	2,591,200
Comprehensive income (loss)	$781,500	$3,709,500	$(285,300)	$5,225,900

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures, option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

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

At September 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 2,936,000 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through September 30, 2013 at an average settlement price of $8.15 per Dth. At September 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $402,700.  Of the $402,700 net gain in Accumulated other comprehensive income (loss) at September 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $534,700 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $132,000 of net loss in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $239,600 and $279,900 for the three month periods ended September 30, 2007 and 2006, respectively; and $897,000 and $368,800 for the nine month periods ended September 30, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	September 30,	(1)	(per MMBTU)	(2)

	2008	676,600	$8.69	$508,100
	2009	659,100	$8.41	102,000
	2010	444,400	$7.87	(121,700)
	2011	243,400	$7.46	(102,300)
	2012	49,900	$7.37	(21,600)
				$364,500

ATLAS AMERICA SERIES 26-2005 L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	September 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	18,700	$7.50	$13,100
	2008	Calls sold	18,700	$8.60	—
	2008	Puts purchased	48,700	$7.50	13,500
	2008	Calls sold	48,700	$9.40	—
	2009	Puts purchased	16,200	$7.50	—
	2009	Calls sold	16,200	$9.40	(1,300)
	2010	Puts purchased	89,900	$7.75	6,000
	2010	Calls sold	89,900	$8.75	—
	2011	Puts purchased	30,000	$7.75	(200)
	2011	Calls sold	30,000	$8.75	—
	2011	Puts purchased	224,700	$7.50	9,900
	2011	Calls sold	224,700	$8.45	—
	2012	Puts purchased	74,900	$7.50	—
	2012	Calls sold	74,900	$8.45	(1,000)
	2012	Puts purchased	269,600	$7.50	—
	2012	Calls sold	269,600	$8.45	(1,000)
	2013	Puts purchased	89,900	$7.00	—
	2013	Calls sold	89,900	$8.37	(800)
					$38,200

				Net Asset	$402,700
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	September 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$977,300	$977,300	$2,993,900	$2,993,900
	$977,300	$977,300	$2,993,900	$2,993,900
Liabilities
Derivative instruments	$(574,600)	$(574,600)	$(233,200)	$(233,200)
	$402,700	$402,700	$2,760,700	$2,760,700

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

General

We were formed as a Delaware limited partnership on May 26, 2005, with Atlas Resources, Inc. as our Managing General Partner, or MGP.  We are currently operating wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which, in turn, relies on its parent company, Atlas Energy Resources, LLC, or Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Production revenues (in thousands):
Gas	$2,098	$3,033	$7,317	$6,250
Oil	$100	$191	$290	$240
Total	$2,198	$3,224	$7,607	$6,490

Production volumes:
Gas (mcf/day) (2)	2,440	4,177	2,964	2,811
Oil (bbls/day) (2)	17	30	18	13
Total (mcfe/day) (2)	2,542	4,357	3,072	2,889

Average sales prices:
Gas (per mcf) (1) (2)	$9.34	$7.89	$9.04	$8.15
Oil (per bbl) (2)	$65.49	$69.77	$60.09	$68.85

Average production costs:
As a percent of sales	20%	15%	19%	15%
Per mcfe (2)	$1.90	$1.23	$1.72	$1.21

Depletion per mcfe	$4.69	$3.35	$4.67	$3.48
____________

(1)
The average sales price per mcf before the effects of hedging was $8.28 and $7.17 for the three months ended September 30, 2007 and 2006, respectively; and $7.94 and $7.66 the nine months ended September 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $2,097,500 and $3,033,300 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $935,800 (31%).  This decrease was due to a decrease in production volumes to 2,440 mcf per day for the three months ended September 30, 2007 from 4,177 mcf per day for the three months ended September 30, 2006, a decrease of 1,737 mcf per day (42%), partially offset by an increase in the average sales price we received for our natural gas to $9.34 for the three months ended September 30, 2007 as compared to $7.89 for the three months ended September 30, 2006, an increase of $1.45 per mcf (18%).  The $935,800 decrease in gas revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $1,261,200 decrease in production volumes, partially offset by a $325,400 increase in natural gas sale prices.  The overall decrease in gas production volumes for the three months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $7,317,300 and $6,249,700 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $1,067,600 (17%).  This increase was due to an increase in the average sales price we received for our natural gas to $9.04 for the nine months ended September 30, 2007 as compared to $8.15 for the nine months ended September 30, 2006, an increase of $.89 per mcf (11%) and an increase in production volumes to 2,964 mcf per day for the nine months ended September 30, 2007 from 2,811 mcf per day for the nine months ended September 30, 2006, an increase of 153 mcf per day (5%).  The $1,067,600 increase in gas revenue for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $727,300 increase in natural gas sale prices and a $340,300 increase in production volumes.  The overall increase in gas production volumes for the nine months ended September 30, 2007 resulted primarily from the majority of wells being on-line as compared to the prior year similar period.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $100,400 and $190,500 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $90,100 (47%).  This decrease was due to a decrease in the production volumes to 17 bbl per day for the three months ended September 30, 2007 from 30 bbl per day for the three months ended September 30, 2006, a decrease of 13 bbl per day (43%) and a decrease in the average sales price we received for our oil to $65.49 for the three months ended September 30, 2007 as compared to $69.77 for the three months ended September 30, 2006, a decrease of $4.28 per bbl (6%).  The $90,100 decrease in oil revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to an $83,500 decrease in production volumes and a $6,600 decrease in oil prices.

Our oil revenues were $290,100 and $239,900 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $50,200 (21%).  This increase was due to an increase in the production volumes to 18 bbl per day for the nine months ended September 30, 2007 from 13 bbl per day for the nine months ended September 30, 2006, an increase of 5 bbl per day (38%), partially offset by a decrease in the average sales price we received for our oil to $60.09 for the nine months ended September 30, 2007 as compared to $68.85 for the nine months ended September 30, 2006, a decrease of $8.76 per bbl (13%).  The $50,200 increase in oil revenue for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $92,500 increase in production volumes, partially offset by a $42,300 decrease in oil prices.

Expenses.  Production expenses were $445,100 and $493,400 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $48,300 (10%).  This decrease was primarily attributable to a decrease in transportation and variable expenses for the three months ended September 30, 2007.  Production expenses were $1,440,000 and $956,800 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $483,200 (51%).  This increase was primarily attributable to increases in rates charged for transportation fees, well supervision fees and variable expenses for the nine months ended September 30, 2007.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 50% and 42% in the three months ended September 30, 2007 and 2006, respectively; and 51% and 42% for the nine months ended September 30, 2007 and 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $58,400 and $45,100, respectively, an increase of $13,300 (29%).  For the nine months ended September 30, 2007 and 2006 these expenses were $133,900 and $118,500, respectively, an increase of $15,400 (13%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher administrative fees, audit fees and tax fees as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities increased $4,903,000 in the nine months ended September 30, 2007 to $7,539,500 as compared to $2,636,500 for the nine months ended September 30, 2006.  This increase was primarily due to an increase in net earnings before depletion and accretion of $619,200 and a reduction in the decrease in accounts receivable-affiliate of $4,287,900 for the current period as compared to the prior year similar period.

Cash provided by investing activities was $6,600 for the nine months ended September 30, 2007 which was proceeds from a sale of tangible equipment.

Cash used in financing activities increased $5,124,200 during the nine months ended September 30, 2007 to $6,982,900 from $1,858,700 for the nine months ended September 30, 2006.  This increase was primarily due to higher distributions as a result of an increase in net cash flows.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an on-going basis, we evaluate our estimates, including those related to asset retirement obligations, depletion and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB/A.

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

Atlas America Series 26-2005 L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 9, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 9, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer